Form 10-Q/A
period 2001-09-30
PG&E NATIONAL ENERGY GROUP INC
filed 2002-03-05
CIK 1129989

FORM 10-Q/A
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

PG&E NATIONAL ENERGY GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions)

	As Revised, See Note 1		As Revised, See Note 1
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

OPERATING REVENUES:
Generation, transportation, and trading	$3,343	$5,122	$10,253	$11,771
Equity in earnings of affiliates	18	16	67	53

Total operating revenues	3,361	5,138	10,320	11,824

OPERATING EXPENSES:
Cost of commodity sales and fuel	3,041	4,800	9,362	10,877
Operations, maintenance, and management	126	176	394	513
Administrative and general	15	12	51	38
Depreciation and amortization	45	35	120	105
Other	(2)	22	47	6

Total operating expenses	3,225	5,045	9,974	11,539

OPERATING INCOME	136	93	346	285

OTHER INCOME (EXPENSES):
Interest Income	23	27	72	61
Interest Expense	(48)	(40)	(106)	(118)
Other income (expense)—net	(4)	(5)	2	(14)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	107	75	314	214
Income tax expense	30	32	112	87

INCOME FROM CONTINUING OPERATIONS	77	43	202	127
DISCONTINUED OPERATIONS:
Loss on disposal of PG&E Energy Services, net of applicable income tax benefit of $13 million	—	(19)	—	(19)

NET INCOME	$77	$24	$202	$108

The accompanying notes are an integral part of these Consolidated Financial Statements.

PG&E NATIONAL ENERGY GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)

	As Revised, See Note 1	As Revised, See Note 1
	September 30,	December 31,
	2001	2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$726	$738
Restricted cash	152	79
Accounts receivable, customers (net of allowance for uncollectibles of $43 million and $19 million, respectively)	1,202	2,468
Other receivables	204	159
Note receivable from Parent	—	75
Inventory	118	112
Price risk management	152	2,039
Prepaid expenses, deposits, and other	149	474

Total current assets	2,703	6,144

PROPERTY, PLANT, AND EQUIPMENT:
Property, plant, and equipment in service	4,444	3,747
Accumulated depreciation	(856)	(757)

	3,588	2,990
Construction work in progress	1,806	1,355

Total property, plant, and equipment—net	5,394	4,345

OTHER NONCURRENT ASSETS:
Long-term receivables	476	536
Long-term receivables from Parent	153	—
Investments in unconsolidated affiliates	419	417
Goodwill, net of accumulated amortization of $29 million and $25 million, respectively	94	100
Price risk management	52	2,026
Other	494	399

Total other noncurrent assets	1,688	3,478

TOTAL ASSETS	$9,785	$13,967

The accompanying notes are an integral part of these Consolidated Financial Statements.

PG&E NATIONAL ENERGY GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)

	As Revised, See Note 1	As Revised, See Note 1
	September 30,	December 31,
	2001	2000

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$319	$519
Long-term debt—current	48	17
Obligations due to Parent	309	309
Accounts payable:
Trade	1,031	2,210
Related parties	36	156
Accrued expenses	380	288
Price risk management	52	1,999
Out-of-market contractual obligations	123	141
Other	56	241

Total current liabilities	2,354	5,880

NONCURRENT LIABILITIES:
Long-term debt	3,278	2,204
Deferred income taxes	715	792
Price risk management	33	1,867
Out-of-market contractual obligations	711	800
Long-term advances from Parent	118	—
Other liabilities and deferred credits	38	45

Total noncurrent liabilities	4,893	5,708

MINORITY INTEREST	19	18
COMMITMENTS AND CONTINGENCIES (Note 8)	—	—
PREFERRED STOCK OF SUBSIDIARY	57	57
STOCKHOLDER’S EQUITY:
Capital stock, $1.00 par value—1,000 shares issued and outstanding	—	—
Paid-in capital	3,086	3,086
Accumulated deficit	(579)	(781)
Accumulated other comprehensive loss	(45)	(1)

Total stockholder’s equity	2,462	2,304

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$9,785	$13,967

The accompanying notes are an integral part of these Consolidated Financial Statements.

PG&E NATIONAL ENERGY GROUP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

	As Revised, See Note 1
	Nine Months Ended
	September 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$202	$108
Adjustments to reconcile net income:
Depreciation and amortization	120	105
Deferred income taxes	(77)	26
Amortization of out-of-market contractual obligation	(107)	(124)
Other deferred credits and noncurrent liabilities	(6)	(37)
Gain on sale of assets	—	(21)
Loss from discontinued operations	—	19
Equity in earnings of affiliates	(67)	(53)
Distribution from affiliates	49	81
Net effect of changes in working capital assets and liabilities:
Restricted cash	(73)	13
Accounts receivable—customers	1,256	(629)
Inventories, prepaids and deposits	200	(136)
Price risk management	34	15
Accounts payable and accrued expenses	(1,212)	554
Accounts payable—related parties	5	18
Other—net	(8)	120

Net cash provided by operating activities	316	59

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,059)	(681)
Acquisition of assets	(92)	(311)
Proceeds from sale of assets (equity investments)	—	132
Prepayments on generating assets	(144)	(110)
Long-term receivable	60	56
Other—net	70	(201)

Net cash used in investing activities	(1,165)	(1,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under credit facilities	(200)	141
Long-term debt issued	703	752
Bonds issuance, net of discount and issuance costs	972	—
Long-term debt matured, redeemed, or repurchased	(638)	(212)
Advances from Parent	—	256
Capital contributions	—	223
Distributions	—	(103)

Net cash provided by financing activities	837	1,057

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12)	1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	738	228

CASH AND CASH EQUIVALENTS, END OF PERIOD	$726	$229

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest—net of amount capitalized	$118	$134
Income taxes—net of refunds	(8)	(13)
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING:
Reclassification of short-term Parent receivables to long-term	153	—
Reclassification of demand notes payable to Parent from short-term to long-term	118	—
Note receivable forgiven by NEG to Parent	—	(25)
Change in other comprehensive income due to SFAS 133	65	—
Change in deferred income taxes due to SFAS 133	(23)	—
Long-term debt related to a subsidiary	(40)	(82)

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

     The Company believes that the accompanying unaudited Consolidated Financial Statements reflect all adjustments that are necessary to present a fair statement of the consolidated financial position and results of operations for the interim periods. All material adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q/A. All unaudited significant intercompany transactions have been eliminated from the Consolidated Financial Statements.

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

Subsequent to the issuance of NEG’s September 30, 2001 Form 10-Q consolidated financial statements, management determined that the assets and liabilities relating to certain leases should have been consolidated. The facilities associated with the leases were under construction during 2001 and 2000. A summary of the significant effects of the revisions to the Consolidated Statements of Operations, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows is as follows (in millions):

	2001		2000

	As		As
	Previously	As	Previously	As
	Reported	Revised	Reported	Revised

Three Months Ended September 30:
CONSOLIDATED STATEMENTS OF OPERATIONS
Generation, transportation, and trading	3,346	3,343	5,124	5,122
Total operating revenues	3,364	3,361	5,140	5,138

Operations, maintenance, and management	129	126	178	176
Total operating expenses	3,228	3,225	5,047	5,045

Nine Months Ended September 30:
Generation, transportation, and trading	10,261	10,253	11,780	11,771
Total operating revenues	10,328	10,320	11,833	11,824

Operations, maintenance, and management	402	394	522	513
Total operating expenses	9,982	9,974	11,548	11,539

At September 30, 2001 and December 31, 2000, respectively:
CONSOLIDATED BALANCE SHEETS
Restricted cash	108	152	53	79
Accounts receivable and Other receivables	1,407	1,406	2,629	2,627
Prepaid expenses, deposits, and other	148	149	no change	no change
Total current assets	2,659	2,703	6,120	6,144

Construction work in progress	735	1,806	650	1,355
Total property, plant and equipment — net	4,323	5,394	3,640	4,345

Other Noncurrent assets	no change	no change	267	399

TOTAL ASSETS	8,670	9,785	13,106	13,967

Accounts payable — Trade	982	1,031	2,170	2,210
Accrued expenses	373	380	281	288
Other current liabilities	57	56	no change	no change
Total current liabilities	2,299	2,354	5,833	5,880

Long-term debt	2,218	3,278	1,390	2,204
Total noncurrent liabilities	3,833	4,893	4,894	5,708

TOTAL LIABILITIES AND COMMON STOCKHOLDER’S EQUITY	8,670	9,785	13,106	13,967

Nine Months Ended September 30:
CONSOLIDATED STATEMENTS OF CASH FLOWS
Capital expenditures	(693)	(1,059)	(210)	(681)
Long-term debt issued	457	703	194	752

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

     Property, plant, and equipment consists of the following (in millions):

		September 30,	December 31,
	Estimated Lives	2001	2000

Electric generating facilities	20 to 50 years	$2,617	$1,955
Gas transmission	15 to 40 years	1,486	1,477
Other	2 to 20 years	211	190
Land		130	125

		4,444	3,747
Less: Accumulated depreciation		(856)	(757)

Property, plant, and equipment—net		3,588	2,990
Construction in progress		1,806	1,355

		$5,394	$4,345

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

     The Company had entered into agreements with a trust that would have owned and financed turbine payments and project related costs for the Harquahala facility. In the third quarter, the Company decided not to pursue a post construction operating lease facility. Consequently, the Company began to directly fund the construction of this project with its own resources and began to consolidate the special purpose entity. The construction costs of $120 million are classified as Construction work in progress and the borrowings in the amount of $120 million are classified as Long-term debt.

     Subsequent to the issuance of the Company’s 1999 and 2000 consolidated financial statements, management determined that the assets and liabilities relating to certain leased facilities should have been consolidated. The credit facilities outstanding as of September 30, 2001, were approximately $940 million at an average weighted interest rate of approximately 6.6%, relating the Lake Road and the La Paloma projects. These nonrecourse facilities have terms through 2018 and 2022 for Lake Road and La Paloma, respectively. The Company has committed to project lenders to contribute equity of up to $230 million for Lake Road and $379 million for La Paloma through the purchase of the portion of project loans no later than March 31, 2003. The equity infusions could be triggered earlier by a downgrade of NEG below investment grade from both S&P and Moodys or the failure to meet certain debt covenants of either project.

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

     Turbine and Construction Commitments—On May 31, 2001, the Company terminated the agreements covered by the operative documents executed on September 8, 2000, to facilitate the development, construction and financing of several power generation projects. Using borrowings from the newly-arranged $280 million revolving credit facility (see Note 6), the Company prepaid the turbine commitments. The prepaid turbine commitments, as of September 30, 2001, totaled $276 million and is recorded as Other noncurrent assets.

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

	Integrated
	Energy and	Interstate
	Marketing	Pipeline	Other and
	Activities	Operations	Eliminations	Total

Three Months Ended September 30, 2001 Operating revenues	$3,294	$57	$(8)	$3,343
Equity in earnings of affiliates	18	—	—	18

Total operating revenues	3,312	57	(8)	3,361

Income from continuing operations	64	19	(6)	77
Net income	64	19	(6)	77

Three Months Ended September 30, 2000 Operating revenues	$4,798	$322	$2	$5,122
Equity in earnings of affiliates	16	—	—	16

Total operating revenues	4,814	322	2	5,138

Income from continuing operations	25	16	2	43
Net income	25	16	(17)	24

Nine Months Ended September 30, 2001 Operating revenues	$10,071	$186	$(4)	$10,253
Equity in earnings of affiliates	67	—	—	67

Total operating revenues	10,138	186	(4)	10,320

Income from continuing operations	152	57	(7)	202
Net income	152	57	(7)	202

Nine Months Ended September 30, 2000 Operating revenues	$10,884	$884	$3	$11,771
Equity in earnings of affiliates	53	—	—	53

Total operating revenues	10,937	884	3	11,824

Income from continuing operations	81	43	3	127
Net income	81	43	(16)	108

Total assets at September 30, 2001	$8,447	$1,198	$140	$9,785
Total assets at September 30, 2000	8,425	2,350	305	11,080

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

     We use words like “anticipate,” “estimate,” “intend,” “project,” “plan,” “expect,” “will,” “believe,” “could” and similar expressions to help identify forward-looking statements in this Quarterly Report on Form 10-Q/A.

     This Quarterly Report on Form 10-Q/A should be read in conjunction with the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 27, 2001 and amended on August 21, 2001.

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

     Subsequent to the issuance of NEG’s September 30, 2001 Form 10-Q consolidated financial statements, management determined that the assets and liabilities relating to certain leases should have been consolidated. The facilities associated with the leases were under construction during 2001 and 2000. A summary of the significant effects of the revisions to the Consolidated Statements of Operations, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows is described more fully in Note 1 of the Notes to Consolidated Financial Statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

     The following table sets forth the operating revenues and net income attributable to each of our operating segments as well as cash provided by or used in operations, investing and financing activities (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Operating revenues
Energy	$3,312	$4,814	$10,138	$10,937
Pipeline:
GTC	57	62	186	175
GTT	—	260	—	709
Eliminations and other	(8)	2	(4)	3

Total operating revenues	$3,361	$5,138	$10,320	$11,824

Operating expenses
Energy	$3,205	$4,772	$9,897	$10,805
Pipeline:
GTC	28	26	80	76
GTT	—	246	—	656
Eliminations and other	(8)	1	(3)	2

Total operating expenses	$3,225	$5,045	$9,974	$11,539

Net income
Energy	$64	$25	$152	$81
Pipeline:
GTC	19	16	57	43
GTT	—	—	—	—
Eliminations and other	(6)	(17)	(7)	(16)

Total net income	$77	$24	$202	$108

Net cash provided by operating activities	$282	$(2)	$316	$59
Net cash used in investing activities	(490)	(288)	(1,165)	(1,115)
Net cash provided by financing activities	133	228	837	1,057

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

     We had entered into agreements with a trust that would have owned and financed turbine payments and project related costs for the Harquahala facility. In the third quarter, We decided not to pursue a post construction operating lease facility. Consequently, we began to directly fund the construction of this project with its own resources and began to consolidate the special purpose entity. The construction costs of $120 million are classified as Construction work in progress and the borrowings in the amount of $120 million are classified as Long-term debt.

     Subsequent to the issuance of the Company’s 1999 and 2000 consolidated financial statements, management determined that the assets and liabilities relating to certain leased facilities should have been consolidated. The credit facilities outstanding as of September 30, 2001, were approximately $940 million at an average weighted interest rate of approximately 6.6%, relating the Lake Road and the La Paloma projects. These nonrecourse facilities have terms through 2018 and 2022 for Lake Road and La Paloma, respectively. The Company has committed to project lenders to contribute equity of up to $230 million for Lake Road and $379 million for La Paloma through the purchase of the portion of project loans no later than March 31, 2003. The equity infusions could be triggered earlier by a downgrade of NEG below investment grade from both S&P and Moodys or the failure to meet certain debt covenants of either project.

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

     In 2000, we entered into agreements to own and facilitate the development and construction financing of generating facilities that will use 44 turbines to be manufactured by General Electric and Mitsubishi. The Parent and we committed to provide up to $314 million in equity to meet our obligations. As of May 31, 2001, we had incurred $216 million of expenditures. We used $216 million of our new $280 million revolving credit facility to purchase the turbines. As of September 30, 2001, the amount that has been drawn under this facility is $276 million. We also provided guarantees to equipment vendors in an aggregate amount in excess of $150 million. Our equity commitments have been terminated.

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

  Operating Activities

     During the nine months ended September 30, 2001, we provided net cash of $316 million in operating activities. Net cash from operating activities before changes in other working capital accounts was $114 million driven

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

primarily by our increased net income. Our net cash inflow related to certain other working capital accounts was $202 million, driven primarily by deliveries of much of our previously held forward positions in trading.

  Investing Activities

     During the nine months ended September 30, 2001, we used net cash of $1,165 million in investing activities. Our cash outflows from investing activities were primarily attributable to capital expenditures on generating projects in construction and advanced development and turbine prepayments.

  Financing Activities

     During the nine months ended September 30, 2001, we provided net cash of $837 million in financing activities principally from the net proceeds related to the Senior Notes.

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

     (b)  The following Current Reports on Form 8-K were filed during the third quarter of 2001 and through the date hereof:

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bethesda, state of Maryland, on March 5, 2002.

PG&E NATIONAL ENERGY GROUP, INC. (Registrant)

By: /s/ Thomas G. Boren Thomas G. Boren President and Chief Executive Officer

By: /s/ Thomas E. Legro Thomas E. Legro Vice President, Chief Accounting Officer and Controller