Form 10-K/A
period 2002-12-31
PG&E NATIONAL ENERGY GROUP INC
filed 2003-03-12
CIK 1129989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K/A

Amendment No. 1

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

Explanatory Note

     This Amendment No. 1 on Form 10-K/A to PG&E National Energy Group, Inc.’s Annual Report on Form 10-K the for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 5, 2003, (the Report), is being filed to include in Part IV, Item 15, exhibits 10.41, 10.41.1, 10.41.2, and 10.41.3, that were omitted from the Report. An amended list of exhibits, including the new exhibits, is set forth below.

     Except as described above, no other changes have been made to the Report. This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

3. Exhibits required to be filed by Item 601 of Regulation S-K:

Number	Description

3.1*	Certificate of Incorporation of PG&E National Energy Group, Inc., as amended
3.2*	By-laws of PG&E National Energy Group, Inc. as amended and restated March 1, 2001.
4.1*	Registration Rights Agreement dated as of May 22, 2001 between PG&E National Energy Group, Inc. and Lehman Brothers Inc., as representative for the initial purchasers of the 10.375% Senior Notes due 2011.
4.2*	Indenture dated as of May 22, 2001 between PG&E National Energy Group, Inc. and Wilmington Trust Company, as Trustee.
4.3*	Form of Senior Notes due 2011.
10.1	Amended and Restated Credit Agreement among PG&E National Energy Group, Inc. and Chase Manhattan Bank dated August 22, 2001(incorporated by reference to PG&E National Energy Group, Inc.’s Form 10-K for the year ended December 31, 2001 (File No. 333-66032), Exhibit 10.21.
10.2	Second Amendment, dated as of October 18, 2002, to the Amended and Restated Credit Agreement, dated as of August 22, 2001, among PG&E National Energy Group, Inc., JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Issuing Bank, the several lenders from time to time parties thereto, the Documentation Agents thereunder, the Syndication Agents thereunder, and JPMorgan Chase Bank, as Administrative Agent. (incorporated by reference to PG&E National Energy Group, Inc.’s Form 8-K filed October 28, 2002) (File No. 333-66032), Exhibit 10.1.
10.3	Credit Agreement, dated as of May 29, 2001, among PG&E National Energy Group Construction Company, LLC, as Borrower, the lenders from time to time parties thereto, and Societe Generale, as Administrative Agent and Security Agent (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.6)
10.4	First Amendment to Credit Agreement, dated as of June 5, 2002, among PG&E National Energy Group Construction Company, LLC, the lenders party thereto, and Societe Generale, as Administrative Agent and Security Agent (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.7)
10.5	Guarantee and Agreement (Turbine Credit Agreement), dated as of May 29, 2001, made by PG&E National Energy Group, Inc. in favor of Societe Generale, as Security Agent (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.8)
10.6	Amended and Restated Credit Agreement, dated as of March 15, 2002, among GenHoldings I, LLC, as Borrower, Societe Generale, as Administrative Agent and a Lead Arranger, Citibank, N.A., as Syndication Agent and a Lead Arranger, the other agents and arrangers hereunder, JP Morgan Chase Bank, as issuer of the Letters of Credit thereunder, the financial institutions party thereto from time to time, and various other parties. (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.9)
10.7	Amended and Restated Guarantee and Agreement dated as of March 15, 2002, by PG&E NEG, Inc., in favor of Societe Generale, as Administrative Agent (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.10)
10.8	Acknowledgement and Amendment Agreement (GenHoldings I, LLC), dated as of April 5, 2002, by and among PG&E National Energy Group, Inc., GenHoldings I, LLC, as Borrower, Societe Generale, as Administrative Agent, and the banks and lenders party thereto (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.11)
10.9	Waiver and Amendment Agreement, dated as of September 25, 2002, among GenHoldings I, LLC, as Borrower, Societe Generale, as Administrative Agent, Citibank N.A., as Depository Agent, and the banks and lender group agents party thereto (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.12)
10.10	Third Waiver and Amendment, dated as of November 14, 2002, among GenHoldings I, LLC, as Borrower, various lenders identified as the GenHoldings Lenders, Societe Generale, as the Administrative Agent, Citibank, N.A. as Security Agent and acknowledged and agreed to by PG&E National Energy Group, Inc. (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.13)
10.11	Fourth Waiver and Amendment dated as of December 23, 2002, among GenHoldings I, LLC, various lenders identified as the GenHoldings Lenders, the Administrative Agent, and acknowledged and agreed to by PG&E National Energy Group, Inc. (incorporated by reference to PG&E Corporation’s and PG&E National Energy Group, Inc.’s Form 8-K filed January 16, 2003) (File Nos. 1-12609 and 333-66032), Exhibit 99.1)
10.12	Second Omnibus Restructuring Agreement dated as of December 4, 2002 among La Paloma Generating Company, LLC, La Paloma Generating Trust, Ltd., and various other parties, including PG&E National Energy Group, Inc. (incorporated by reference to PG&E Corporation’s and PG&E National Energy Group, Inc.’s Form 8-K filed January 16, 2003) (File Nos. 1-12609 and 333-66032), Exhibit 99.2)
10.13	Priority Credit and Reimbursement Agreement among La Paloma Generating Company, LLC, La Paloma Generating Trust Ltd., Wilmington Trust Company, in its individual capacity and as Trustee, Citibank, N.A., as the Priority Working Capital L/C Issuer, the Several Priority Lenders from time to time parties hereto, Citibank, N.A., as administrative agent, and Citibank, N.A., as priority agent, dated as of December 4, 2002 (incorporated by reference to PG&E Corporation’s and PG&E National Energy Group, Inc.’s Form 8-K filed January 16, 2003) (File Nos. 1-12609 and 333-66032), Exhibit 99.3)
10.14	Guarantee and Agreement (La Paloma), dated as of April 6, 2001, by PG&E National Energy Group, Inc. in favor of Citibank, N.A., as Security Agent (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.17)
10.15	Second Omnibus Restructuring Agreement dated as of December 4, 2002 among Lake Road Generating Company, LLC, Lake Road Generating Trust, Ltd., and various other parties, including PG&E National Energy Group, Inc. (incorporated by reference to PG&E Corporation’s and PG&E National Energy Group, Inc.’s Form 8-K filed January 16, 2003) (File Nos. 1-12609 and 333-66032), Exhibit 99.4)
10.16	Priority Credit and Reimbursement Agreement among Lake Road Generating Company, LLC, Lake Road Trust Ltd., Wilmington Trust Company, in its individual capacity and as Trustee, Citibank, N.A., as the Priority L/C Issuer, the Several Priority Lenders from time to time parties hereto, Citibank, N.A., as administrative agent, and Citibank, N.A., as priority agent, dated as of December 4, 2002 (incorporated by reference to PG&E Corporation’s and PG&E National Energy Group, Inc.’s Form 8-K filed January 16, 2003) (File Nos. 1-12609 and 333-66032), Exhibit 99.5)
10.17	Amendment, Waiver and Consent Agreement dated as of November 6, 2002, among La Paloma Generating Company, LLC, La Paloma Generating Trust, Ltd., Wilmington Trust Company as Trustee, Citibank, N.A., as administrative agent and security agent, and various other parties (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.20)
10.18	Guarantee Agreement (Lake Road), dated as of April 6, 2001, made by PG&E National Energy Group, Inc. in favor of Citibank, N.A., as Security Agent (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.21)
10.19†	PG&E Corporation Supplemental Retirement Savings Plan amended effective as of September 19, 2001 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2001 (File No. 1-12609), Exhibit 10.4)
10.20†	Agreement and Release between PG&E Corporation and Thomas G. Boren, dated December 18, 2002 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2002, (File No. 1-12609), Exhibit 10.23).
10.21†	Letter regarding Compensation Arrangement between PG&E Corporation and Thomas B. King dated November 4, 1998 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.6)
10.22†	Letter regarding Compensation Arrangement between PG&E Corporation and Lyn E. Maddox dated April 25, 1997 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.7)
10.23†	Letter Regarding Relocation Arrangement Between PG&E Corporation and Thomas B. King dated March 16, 2000 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2000 (File No. 1-12609), Exhibit 10)
10.24†	Description of Relocation Arrangement Between PG&E Corporation and Lyn E. Maddox (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.9)
10.25†	PG&E Corporation Senior Executive Officer Retention Program approved December 20, 2000 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10)
10.26†	Letter regarding retention award to Lyn E. Maddox dated February 27, 2001 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.12)
10.27†	Letter regarding retention award to P. Chrisman Iribe dated February 27, 2001 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.13)
10.28†	Letter regarding retention award to Thomas B. King dated February 27, 2001 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.14)
10.29†	Separation Agreement dated December 1, 2002 between PG&E National Energy Group Company and Stephen A. Herman (Incorporated by reference to PG&E National Energy Group, Inc.’s Form 10-K for the year ended December 31, 2002 (File No. 333-66032), Exhibit 10.29)
10.30†	Description of Short-Term Incentive Plan for Officers of PG&E Corporation and its subsidiaries, effective January 1, 2002 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2001 (File No. 1-12609), Exhibit 10.25)
10.31†	Description of Short-Term Incentive Plan for Officers of PG&E Corporation and its subsidiaries, effective January 1, 2003 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.35)
10.32†	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and Thomas G. Boren dated December 20, 2002 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.37)

Number	Description

10.33†	PG&E Corporation Retirement Plan for Non-Employee Directors, as amended and terminated January 1, 1998 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 1997 (File No. 1-12609), Exhibit 10.13)
10.34†	PG&E Corporation Long-Term Incentive Program, as amended May 16, 2001, including the PG&E Corporation Stock Option Plan, Performance Unit Plan, and Non-Employee Director Stock Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2001 (File No. 1-12609), Exhibit 10)
10.35†	PG&E Corporation Executive Stock Ownership Program, amended as of September 19, 2000 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.20)
10.36†	PG&E Corporation Officer Severance Policy, amended as of December 19, 2001 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.43)
10.37†	PG&E Corporation Form of Restricted Stock Award Agreement granted under the PG&E Corporation Long-Term Incentive Program (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.46)
10.38†	PG&E Corporation Officer Grantor Trust Agreement dated April 1, 1998 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 1998 (File No. 1-12609), Exhibit 10.2)
10.39*	Second Amended and Restated Wholesale Standard Offer Service Agreement between the Narragansett Electric Company and USGen New England, Inc., dated as of September 1, 1998.
10.40*	Second Amended and Restated Wholesale Standard Offer Service Agreement among Massachusetts Electric Company, Nantucket Electric Company and USGen New England, Inc., dated as of September 1, 1998.
10.41†	PG&E National Energy Group, Inc. Management Retention/Performance Award Program.
10.41.1†	Letter regarding retention award to Thomas B. King dated September 9, 2002.
10.41.2†	Letter regarding retention award to P. Chrisman Iribe dated September 9, 2002.
10.41.3†	Letter regarding retention award to Lyn E. Maddox dated September 9, 2002.
12.1	Statement re Computation of Ratios. (incorporated by reference to PG&E National Energy Group, Inc.’s Form 10-K for the year ended December 31, 2002 (File No. 333-66032), Exhibit 12.1)
21.1	Subsidiaries of PG&E National Energy Group, Inc. (incorporated by reference to PG&E National Energy Group, Inc.’s Form 10-K for the year ended December 31, 2002 (File No. 333-66032), Exhibit 21.1)
24.1	Power of Attorney — Peter A. Darbee (incorporated by reference to PG&E National Energy Group, Inc.’s Form 10-K for the year ended December 31, 2002 (File No. 333-66032), Exhibit 24.1)
24.2	Power of Attorney — Bruce R. Worthington, (incorporated by reference to PG&E National Energy Group, Inc.’s Form 10-K for the year ended December 31, 2002 (File No. 333-66032), Exhibit 24.2)
99.1	Certification of the Chief Executive Officer of PG&E National Energy Group, Inc. required by Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer of PG&E National Energy Group, Inc. required by Section 906 of the Sarbanes-Oxley Act of 2002.

     * Incorporated by reference from the Registration Statement on Form S-4, as amended, file no. 333-66032 filed by the Registrant with the SEC on July 27, 2001.

     † Management contract or compensatory plan.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

PG&E NATIONAL ENERGY GROUP, INC.

Date: March 12, 2003	/s/ Thomas E. Legro

Name: Thomas E. Legro
Title: Vice President, Controller and Chief Accounting Officer

I, Thomas B. King, certify that:

1.     I have reviewed this Annual Report on Form 10-K/A of PG&E National Energy Group, Inc.;

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

Date: March 12, 2003	/s/ Thomas B. King

THOMAS B. KING President

PG&E National Energy Group, Inc.

I, Thomas Legro, certify that:

1.     I have reviewed this Annual Report on Form 10-K/A of PG&E National Energy Group, Inc.;

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

Date: March 12, 2003
/s/ Thomas E. Legro

THOMAS E. LEGRO

Vice President, Controller, and Acting Principal Financial Officer

PG&E National Energy Group, Inc.

EXHIBIT INDEX

Number	Description

3.1*	Certificate of Incorporation of PG&E National Energy Group, Inc., as amended
3.2*	By-laws of PG&E National Energy Group, Inc. as amended and restated March 1, 2001.
4.1*	Registration Rights Agreement dated as of May 22, 2001 between PG&E National Energy Group, Inc. and Lehman Brothers Inc., as representative for the initial purchasers of the 10.375% Senior Notes due 2011.
4.2*	Indenture dated as of May 22, 2001 between PG&E National Energy Group, Inc. and Wilmington Trust Company, as Trustee.
4.3*	Form of Senior Notes due 2011.
10.1	Amended and Restated Credit Agreement among PG&E National Energy Group, Inc. and Chase Manhattan Bank dated August 22, 2001(incorporated by reference to PG&E National Energy Group, Inc.’s Form 10-K for the year ended December 31, 2002 (File No. 333-66032), Exhibit 10.21.
10.2	Second Amendment, dated as of October 18, 2002, to the Amended and Restated Credit Agreement, dated as of August 22, 2001, among PG&E National Energy Group, Inc., JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Issuing Bank, the several lenders from time to time parties thereto, the Documentation Agents thereunder, the Syndication Agents thereunder, and JPMorgan Chase Bank, as Administrative Agent. (incorporated by reference to PG&E National Energy Group, Inc.’s Form 8-K filed October 28, 2002) (File No. 333-66032), Exhibit 10.1.
10.3	Credit Agreement, dated as of May 29, 2001, among PG&E National Energy Group Construction Company, LLC, as Borrower, the lenders from time to time parties thereto, and Societe Generale, as Administrative Agent and Security Agent (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.6)
10.4	First Amendment to Credit Agreement, dated as of June 5, 2002, among PG&E National Energy Group Construction Company, LLC, the lenders party thereto, and Societe Generale, as Administrative Agent and Security Agent (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.7)
10.5	Guarantee and Agreement (Turbine Credit Agreement), dated as of May 29, 2001, made by PG&E National Energy Group, Inc. in favor of Societe Generale, as Security Agent (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.8)
10.6	Amended and Restated Credit Agreement, dated as of March 15, 2002, among GenHoldings I, LLC, as Borrower, Societe Generale, as Administrative Agent and a Lead Arranger, Citibank, N.A., as Syndication Agent and a Lead Arranger, the other agents and arrangers hereunder, JP Morgan Chase Bank, as issuer of the Letters of Credit thereunder, the financial institutions party thereto from time to time, and various other parties. (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.9)
10.7	Amended and Restated Guarantee and Agreement dated as of March 15, 2002, by PG&E NEG, Inc., in favor of Societe Generale, as Administrative Agent (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.10)
10.8	Acknowledgement and Amendment Agreement (GenHoldings I, LLC), dated as of April 5, 2002, by and among PG&E National Energy Group, Inc., GenHoldings I, LLC, as Borrower, Societe Generale, as Administrative Agent, and the banks and lenders party thereto (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.11)
10.9	Waiver and Amendment Agreement, dated as of September 25, 2002, among GenHoldings I, LLC, as Borrower, Societe Generale, as Administrative Agent, Citibank N.A., as Depository Agent, and the banks and lender group agents party thereto (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.12)
10.10	Third Waiver and Amendment, dated as of November 14, 2002, among GenHoldings I, LLC, as Borrower, various lenders identified as the GenHoldings Lenders, Societe Generale, as the Administrative Agent, Citibank, N.A. as Security Agent and acknowledged and agreed to by PG&E National Energy Group, Inc. (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.13)
10.11	Fourth Waiver and Amendment dated as of December 23, 2002, among GenHoldings I, LLC, various lenders identified as the GenHoldings Lenders, the Administrative Agent, and acknowledged and agreed to by PG&E National Energy Group, Inc. (incorporated by reference to PG&E Corporation’s and PG&E National Energy Group, Inc.’s Form 8-K filed January 16, 2003) (File Nos. 1-12609 and 333-66032), Exhibit 99.1)
10.12	Second Omnibus Restructuring Agreement dated as of December 4, 2002 among La Paloma Generating Company, LLC, La Paloma Generating Trust, Ltd., and various other parties, including PG&E National Energy Group, Inc. (incorporated by reference to PG&E Corporation’s and PG&E National Energy Group, Inc.’s Form 8-K filed January 16, 2003) (File Nos. 1-12609 and 333-66032), Exhibit 99.2)
10.13	Priority Credit and Reimbursement Agreement among La Paloma Generating Company, LLC, La Paloma Generating Trust Ltd., Wilmington Trust Company, in its individual capacity and as Trustee, Citibank, N.A., as the Priority Working Capital L/C Issuer, the Several Priority Lenders from time to time parties hereto, Citibank, N.A., as administrative agent, and Citibank, N.A., as priority agent, dated as of December 4, 2002 (incorporated by reference to PG&E Corporation’s and PG&E National Energy Group, Inc.’s Form 8-K filed January 16, 2003) (File Nos. 1-12609 and 333-66032), Exhibit 99.3)
10.14	Guarantee and Agreement (La Paloma), dated as of April 6, 2001, by PG&E National Energy Group, Inc. in favor of Citibank, N.A., as Security Agent (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.17)
10.15	Second Omnibus Restructuring Agreement dated as of December 4, 2002 among Lake Road Generating Company, LLC, Lake Road Generating Trust, Ltd., and various other parties, including PG&E National Energy Group, Inc. (incorporated by reference to PG&E Corporation’s and PG&E National Energy Group, Inc.’s Form 8-K filed January 16, 2003) (File Nos. 1-12609 and 333-66032), Exhibit 99.4)
10.16	Priority Credit and Reimbursement Agreement among Lake Road Generating Company, LLC, Lake Road Trust Ltd., Wilmington Trust Company, in its individual capacity and as Trustee, Citibank, N.A., as the Priority L/C Issuer, the Several Priority Lenders from time to time parties hereto, Citibank, N.A., as administrative agent, and Citibank, N.A., as priority agent, dated as of December 4, 2002 (incorporated by reference to PG&E Corporation’s and PG&E National Energy Group, Inc.’s Form 8-K filed January 16, 2003) (File Nos. 1-12609 and 333-66032), Exhibit 99.5)
10.17	Amendment, Waiver and Consent Agreement dated as of November 6, 2002, among La Paloma Generating Company, LLC, La Paloma Generating Trust, Ltd., Wilmington Trust Company as Trustee, Citibank, N.A., as administrative agent and security agent, and various other parties (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.20)
10.18	Guarantee Agreement (Lake Road), dated as of April 6, 2001, made by PG&E National Energy Group, Inc. in favor of Citibank, N.A., as Security Agent (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.21)
10.19†	PG&E Corporation Supplemental Retirement Savings Plan amended effective as of September 19, 2001 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2001 (File No. 1-12609), Exhibit 10.4)
10.20†	Agreement and Release between PG&E Corporation and Thomas G. Boren, dated December 18, 2002 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2002, (file No. 1-12609) Exhibit 10.23)
10.21†	Letter regarding Compensation Arrangement between PG&E Corporation and Thomas B. King dated November 4, 1998 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.6)
10.22†	Letter regarding Compensation Arrangement between PG&E Corporation and Lyn E. Maddox dated April 25, 1997 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.7)
10.23†	Letter Regarding Relocation Arrangement Between PG&E Corporation and Thomas B. King dated March 16, 2000 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 2000 (File No. 1-12609), Exhibit 10)
10.24†	Description of Relocation Arrangement Between PG&E Corporation and Lyn E. Maddox (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.9)
10.25†	PG&E Corporation Senior Executive Officer Retention Program approved December 20, 2000 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10)
10.26†	Letter regarding retention award to Lyn E. Maddox dated February 27, 2001 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.12)
10.27†	Letter regarding retention award to P. Chrisman Iribe dated February 27, 2001 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.13)
10.28†	Letter regarding retention award to Thomas B. King dated February 27, 2001 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.10.14)
10.29†	Separation Agreement dated December 1, 2002 between PG&E National Energy Group Company and Stephen A. Herman (Incorporated by reference to PG&E National Energy Group, Inc.’s Form 10-K for the year ended December 31, 2002 (File No. 333-66032), Exhibit 10.29)
10.30†	Description of Short-Term Incentive Plan for Officers of PG&E Corporation and its subsidiaries, effective January 1, 2002 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2001 (File No. 1-12609), Exhibit 10.25)
10.31†	Description of Short-Term Incentive Plan for Officers of PG&E Corporation and its subsidiaries, effective January 1, 2003 (incorporated by reference to PG&E Corporation’s Form 10-K filed for the year ended December 31, 2002, (file No. 1-12609) Exhibit 10.35)
10.32†	Agreement and Release regarding annuitization of SERP benefits by and between PG&E Corporation and Thomas G. Boren dated December 20, 2002 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2002, (file No. 1-12609) Exhibit 10.37)

135

Number	Description

10.33†	PG&E Corporation Retirement Plan for Non-Employee Directors, as amended and terminated January 1, 1998 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 1997 (File No. 1-12609), Exhibit 10.13)
10.34†	PG&E Corporation Long-Term Incentive Program, as amended May 16, 2001, including the PG&E Corporation Stock Option Plan, Performance Unit Plan, and Non-Employee Director Stock Incentive Plan (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended June 30, 2001 (File No. 1-12609), Exhibit 10)
10.35†	PG&E Corporation Executive Stock Ownership Program, amended as of September 19, 2000 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2000 (File No. 1-12609), Exhibit 10.20)
10.36†	PG&E Corporation Officer Severance Policy, amended as of December 19, 2001 (incorporated by reference to PG&E Corporation’s Form 10-K for the year ended December 31, 2002 (File No. 1-12609), Exhibit 10.43)
10.37†	PG&E Corporation Form of Restricted Stock Award Agreement granted under the PG&E Corporation Long-Term Incentive Program (incorporated by reference to PG&E Corporation’s Form 10-K 2003, for the year ended December 31, 2002 (File No. 1-12609) Exhibit 10.46)
10.38†	PG&E Corporation Officer Grantor Trust Agreement dated April 1, 1998 (incorporated by reference to PG&E Corporation’s Form 10-Q for the quarter ended March 31, 1998 (File No. 1-12609), Exhibit 10.2)
10.39*	Second Amended and Restated Wholesale Standard Offer Service Agreement between the Narragansett Electric Company and USGen New England, Inc., dated as of September 1, 1998.
10.40*	Second Amended and Restated Wholesale Standard Offer Service Agreement among Massachusetts Electric Company, Nantucket Electric Company and USGen New England, Inc., dated as of September 1, 1998.
10.41†	PG&E National Energy Group, Inc. Management Retention/Performance Award Program.
10.41.1†	Letter regarding retention award to Thomas B. King dated September 9, 2002.
10.41.2†	Letter regarding retention award to P. Chrisman Iribe dated September 9, 2002.
10.41.3†	Letter regarding retention award to Lyn E. Maddox dated September 9, 2002.
12.1	Statement re Computation of Ratios. (incorporated by reference to PG&E National Energy Group, Inc.’s Form 10-K for the year ended December 31, 2002 (File No. 333-66032), Exhibit 12.1)
21.1	Subsidiaries of PG&E National Energy Group, Inc. (incorporated by reference to PG&E National Energy Group, Inc.’s Form 10-K for the year ended December 31, 2002 (File No. 333-66032), Exhibit 21.1)
24.1	Power of Attorney — Peter A. Darbee (incorporated by reference to PG&E National Energy Group, Inc.’s Form 10-K for the year ended December 31, 2002 (File No. 333-66032), Exhibit 24.1)
24.2	Power of Attorney — Bruce R. Worthington, (incorporated by reference to PG&E National Energy Group, Inc.’s Form 10-K for the year ended December 31, 2002 (File No. 333-66032), Exhibit 24.2)
99.1	Certification of the Chief Executive Officer of PG&E National Energy Group, Inc. required by Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of the Chief Financial Officer of PG&E National Energy Group, Inc. required by Section 906 of the Sarbanes-Oxley Act of 2002

     * Incorporated by reference from the Registration Statement on Form S-4, as amended, file no. 333-66032 filed by the Registrant with the SEC on July 27, 2001.

     † Management contract or compensatory plan.